Form 10QSB
period 2007-10-31
Edgemont Mining Inc.
filed 2007-12-11
CIK 1412144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2007

[    ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________ to __________________

Commission File Number   333-146866

EDGEMONT MINING INC.

 (Exact name of small Business Issuer as specified in its charter)

Nevada	98-0557824
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5744 Highway No. 6
Coldstream, B.C., Canada	V1B 3E1
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:  250-308-1837

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [   ]   No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,200,000 Shares of $0.001 par value Common Stock outstanding as of December 11, 2007.

EDGEMONT MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

EDGEMONT MINING INC.

(An Exploration Stage Company)

Balance Sheets

Assets
	October 31,	April 30,
	2007	2007
	(Unaudited)	(Audited)
Current Assets
Cash	$8,036	$18,839

Total Assets	$8,036	$18,839

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,500	$1,697

Total Current Liabilities	1,500	1,697

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,200,000 common shares as of October 31 and April 30, 2007	2,200	2,200
Additional paid-in-capital	22,800	22,800
Deficit accumulated during the exploration stage	(18,464)	(7,858)

Total stockholders’ equity	6,536	17,142

Total liabilities and stockholders’ equity	$8,036	$18,839

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2007	Six Months Ended October 31, 2006	Six Months Ended October 31, 2007	Cumulative from April 4, 2006 (Inception) to October 31, 2007

Bank charges	$ 20	$ 21	$ 40	$ 41	122
Mineral property	5,000	2,111	5,000	2,111	7,111
Office expenses	-	-	-	-	550
Professional fees	-	2,454	-	8,454	9,726
Transfer and filing fees	-	-	530	-	955

Net loss	$ (5,020)	$ (4,586)	$ (5,570)	$ (10,606)	$ (18,464)

Loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	2,150,000	2,200,000	1,864,674	2,200,000

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total

Balance, April 4, 2006	-	$ -	$ -	$ -	$ -
Net loss				(550)	(550)
Balance, April 30, 2006 (Audited)	-	-	-	(550)	(550)
May 19, 2006
Issued for cash at $0.001	1,000,000	1,000	-	-	1,000
May 31, 2006
Issued for cash at $0.02	1,150,000	1,150	21,850	-	23,000
December 1, 2006
Issued for cash at $0.02	50,000	50	950		1,000
Net loss				(7,308)	(7,308)
Balance, April 30, 2007 (Audited)	2,200,000	$ 2,200	$ 22,800	$ (7,858)	$ 17,142

Net loss				(10,606)	(10,606)

Balance, October 31, 2007 (Unaudited)	2,200,000	$ 2,200	$ 22,800	$ (18,464)	$ 6,536

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2007	Six Months Ended October 31, 2006	Six Months Ended October 31, 2007	Cumulative from April 4, 2006 (Inception) to October 31, 2007

Cash flows from operating activities
Net loss	$ (5,020)	$ (4,586)	$ (5,570)	$ (10,606)	$ (18,464)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(550)	(4,500)	(20)	(197)	-

Net cash used in operating activities	(5,570)	(9,086)	(5,590)	(10,803)	(16,964)

Cash flows from financing activities
Shares subscribed for cash	-	-	25,000	-	25,000

Net cash provided by financing activities	-	-	25,000	-	25,000

Net increase (decrease) in cash	(5,570)	(9,086)	19,410	(10,803)	8,036

Cash beginning	24,980	17,122	-	18,839	-

Cash ending	$ 19,410	$ 8,036	$ 19,410	$ 8,036	$ (8,036)

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -	$ -	$ -
Taxes	$ -	$ -	$ -	$ -	$ -

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007 and 2006

(Unaudited)

1.  NATURE AND CONTINUANCE OF OPERATIONS

Edgemont Mining Inc. (“the Company”) was incorporated under the laws of State of Nevada, U.S. on April 4, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company’s year end is the end of April.  The Company is in the exploration stage of its resource business.  During the year ended April 30, 2007, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,464 as at October 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2007, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007 and 2006

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the assets and liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At October 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007 and 2006

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2007. The Company did not record any compensation expense for the period ended October 31, 2007 because there were no stock options outstanding prior to the adoption or at October 31, 2007.

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007 and 2006

(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.  MINERAL INTERESTS

On October 30, 2006, the Company entered into a mineral property option agreement.  The Company was granted the sole and exclusive right to acquire up to a 100% undivided interest in mineral claim located in the Omineca Mining Division, BC.  The Company shall pay $5,000 (paid) on the Agreement date, shall pay $15,000 on or before the first anniversary of this Agreement, shall pay $25,000 on or before the second anniversary of this Agreement, shall pay $75,000 on or before the third anniversary of this Agreement, and shall pay $205,000 on or before the fourth anniversary of this Agreement and shall incur $445,000 in Expenditures on the Property.  During the period ended October 31, 2007, the Company incurred expenditures of $2,111 on the property.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year ended April 30, 2007, the Company issued 2,200,000 shares of common stock for total cash proceeds of $25,000.  At October 31, 2007 there were no outstanding stock options or warrants.

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

October 31, 2007 and 2006

(Unaudited)

5.  INCOME TAXES

As of October 31, 2007, the Company had net operating loss carry forwards of approximately $18,464 that may be available this amount to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

On October 30, 2006, we entered into an agreement, subsequently amended August 17, 2007, with Robert Weicker of Cocquitlam, BC, wherein he granted us the sole and exclusive option to acquire a 100% interest in the Kate property, which is located approximately 100 kilometers south-southwest of the Town of Houston in west-central British Columbia, Canada. We purchased this Option from Robert for a cash payment of $5,000. In order to exercise this option and acquire these claims we need to pay Mr. Robert Weiker further cash payments totaling $320,000 as follows;

1. $15,000 by the earlier of February 29, 2008 and that date which is forty-eight (48) hours after receiving notice from Mr. Weicker that said payment must be made forthwith, provided that said notice cannot be given, at the earliest, until after October 30, 2007;

2.  $25,000 by July 20, 2008;

3.  $75,000 by July 20, 2009; and

4.  $205,000 by July 20, 2010.

and incur $445,000 in exploration expenditures as follows:

1. $50,000 by the earlier of February 29, 2008 and that date which is forty-eight (48) hours after receiving notice from Mr. Weicker that said payment must be made forthwith, provided that said notice cannot be given, at the earliest, until after August 31, 2007;

2.  $50,000 by August 31, 2008;

3.  $145,000 by August 31, 2009; and

4.  $200,000 by August 31, 2010.

If we fail to make the additional payments above-noted, or if we fail to make the required exploration expenditures, our option to acquire the 100% interest in the property will terminate and we will not own any interest in the property.

Mr. Weicker holds title to the Kate claims. Our option agreement with him requires that he transfer the claims to us if we successfully exercise the option. Mr. Weicker is at arm’s length to us and has no relationship to us other than as the owner of the Kate property.

Our plan of operation is to conduct exploration work on the Kate property in order to ascertain whether it possesses economic quantities of copper, gold and silver.  There can be no assurance that economic mineral deposits or reserves exist on the Kate property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

In October, 2006 we obtained a geological summary report prepared by an independent geologist on the Kate property, and this report provided us with recommendations for additional exploration on the property. We anticipate that this program will cost approximately $6,000. We have not yet accessed the property to commence the work recommended by the report.

Even if we complete our proposed exploration programs on the Kate property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

We anticipate spending the following over the next 12 months on administrative fees:

*         $2,000 on legal fees

*         $8,000 on accounting and audit fees

*         $500 on EDGAR filing fees

*         $2,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $18,500.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

We do not expect to earn any revenue from operations until we have either commenced mining operations on the Kate property or have sold an interest in the property to a third party. Before this occurs, we expect that we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for the Three Month Period Ended October 31, 2006

We did not earn any revenues during the three-month period ended October 31, 2006.

We incurred operating expenses in the amount of $5,020 for the three-month period ended October 31, 2006. These operating expenses were comprised of bank charges of $20, and expenses related to the mineral property of $5,020.

Results of Operations for the Three Month Period Ended October 31, 2007

We did not earn any revenues during the three-month period ended October 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Kate property, which is doubtful.

We incurred operating expenses in the amount of $4,586 for the three-month period ended October 31, 2007. These operating expenses were comprised of bank charges of $21, expenses related to the mineral property of $2,111, and professional fees of $2,454.

At October 31, 2007, we had total assets of $8,036, consisting entirely of cash, and liabilities of $1,500, consisting of accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Six Month Period Ended October 31, 2006

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of $5,570. These operating expenses were comprised of bank charges $40, expenses related to the mineral property of $5,000, and filing and transfer agent fees of $530.

Results of Operations for the Six Month Period Ended October 31, 2007

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of $10,606. These operating expenses were comprised of bank charges $41, expenses related to the mineral property of $2,111, and professional fees of $8,454.

Results of Operations from April 4, 2006 (inception) to October 31, 2007

No revenues were earned during this period.

We incurred operating expenses in the amount of $18,464 during this period. These operating expenses were comprised of bank charges and interest of $122, expenses related to the mineral property of $7,111, filing and transfer agent fees of $955, office expenses of $550, and professional fees of $9,726.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2007.  This evaluation was conducted by Dean Rogers, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Dean Rogers, our director, president, chief executive officer, secretary, principal accounting officer and treasurer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 11, 2007

Edgemont Mining Inc.

/s/ Dean Rogers

Dean Rogers, President