Form 10QSB
period 2008-01-31
Edgemont Mining Inc.
filed 2008-03-06
CIK 1412144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 2008

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]   No  [    ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,200,000 Shares of $0.001 par value Common Stock outstanding as of March 6, 2008.

EDGEMONT MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

EDGEMONT MINING INC.

(An Exploration Stage Company)

Balance Sheets

	January 31,	April 30,
Assets	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash	$3,018	$18,839

Total Assets	$3,018	$18,839

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,762	$1,697

Total Current Liabilities	3,762	1,697

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,200,000 common shares as of April 30, 2007	2,200	2,200
Additional paid-in-capital	22,800	22,800
Deficit accumulated during the exploration stage	(25,744)	(7,858)

Total stockholders’ equity	(744)	17,142

Total liabilities and stockholders’ equity	$3,018	$18,839

Nature and continuance of operations (Note 1)

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended January 31, 2007	Three Months Ended January 31, 2008	Nine Months Ended January 31, 2007	Nine Months Ended January 31, 2008	Cumulative from April 4, 2006 (Inception) to January 31, 2008

Bank charges	$ 23	$ 18	$ 63	$ 59	140
Mineral property	-	-	5,000	2,111	7,111
Office expenses	-	-	-	-	550
Professional fees	-	6,500	-	14,954	16,226
Transfer and filing fees	-	762	530	762	1,717

Net loss	$ (23)	$ (7,280)	$ (5,593)	$ (17,886)	$ (25,744)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	2,1,83,696	2,200,000	1,971,014	2,200,000

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total

Balance, April 4, 2006	-	$ -	$ -	$ -	$ -
Net loss				(550)	(550)
Balance, April 30, 2006 (Audited)	-	-	-	(550)	(550)
May 19, 2006
Issued for cash at $0.001	1,000,000	1,000	-	-	1,000
May 31, 2006
Issued for cash at $0.02	1,150,000	1,150	21,850	-	23,000
December 1, 2006
Issued for cash at $0.02	50,000	50	950		1,000
Net loss				(7,308)	(7,308)
Balance, April 30, 2007 (Audited)	2,200,000	$ 2,200	$ 22,800	$ (7,858)	$ 17,142
Net loss				(17,886)	(17,886)

Balance, January 31, 2008 (Unaudited)	2,200,000	$ 2,200	$ 22,800	$ (25,744)	$ (744)

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31, 2007	Three Months Ended January 31, 2008	Nine Months Ended January 31, 2007	Nine Months Ended January 31, 2008	Cumulative from April 4, 2006 (Inception) to January 31, 2008

Cash flows from operating activities
Net loss	$ (23)	$(7,280)	$ (5,593)	$ (17,886)	$ (25,744)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(530)	2,262	(550)	2,065	3,762

Net cash used in operating activities	(553)	(5,018)	(6,143)	(15,821)	(21,982)

Cash flows from financing activities
Shares subscribed for cash	-	-	25,000	-	25,000
Net cash provided by financing activities	-	-	25,000	-	25,000

Net increase (decrease) in cash	(553)	(5,018)	18,857	(15,821)	3,018

Cash beginning	19,410	8,036	-	18,839	-

Cash ending	$ 18,857	$ 3,018	$ 18,857	$ 3,018	$ 3,018

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -	$ -	$ -
Taxes	$ -	$ -	$ -	$ -	$ -

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $25,744 as at January 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2008, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

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

At January 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2007. The Company did not record any compensation expense for the period ended January 31, 2008 because there were no stock options outstanding prior to the adoption or at January 31, 2008..

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

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

3.  MINERAL INTERESTS

On October 30, 2006, the Company entered into a mineral property option agreement.  The Company was granted the sole and exclusive right to acquire up to a 100% undivided interest in mineral claim located in the Omineca Mining Division, BC.  The Company shall pay $5,000 (paid) on the Agreement date, shall pay $15,000 on or before the first anniversary of this Agreement, shall pay $25,000 on or before the second anniversary of this Agreement, shall pay $75,000 on or before the third anniversary of this Agreement, and shall pay $205,000 on or before the fourth anniversary of this Agreement and shall incur $445,000 in Expenditures on the Property.  During the period ended January 31, 2008, the Company incurred expenditures of $2,111 on the property.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

January 31, 2008

(Unaudited)

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year ended April 30, 2007, the Company issued 2,200,000 shares of common stock for total cash proceeds of $25,000.  At January 31, 2008, there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of January 31, 2008, the Company had net operating loss carry forwards of approximately $25,744 that may be available this Agreement to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  TRANSFER AGENT AGREEMENT

The Company authorizes the Transfer Agent Agreement with Island Stock Transfer signed and dated December 13, 2007.  The Company agrees to pay start-up fee of $500 and $10,000 once the account has been activated for transferring securities.

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

Item 2. Plan of Operation

On October 30, 2006, we entered into an agreement, subsequently amended August 17, 2007, with Robert Weicker of Cocquitlam, BC, wherein he granted us the sole and exclusive option to acquire a 100% interest in the Kate property, which is located approximately 100 kilometers south-southwest of the Town of Houston in west-central British Columbia, Canada. We purchased this Option from Robert Weicker for a cash payment of $5,000. In order to exercise this option and acquire these claims we needed to pay Mr. Robert Weicker further cash payments totaling $320,000 as follows;

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

2.  $50,000 by August 31, 2008;

3.  $145,000 by August 31, 2009; and

4.  $200,000 by August 31, 2010.

We have failed to make certain of the additional payments above-noted, and, accordingly our option to acquire the 100% interest in the property has terminated.

Our plan of operation is to review other potential acquisitions in the resource and non-resource sectors.  Currently, we are in the process of completing due diligence reviews of several business opportunities.  We expect that these reviews could cost us a total of $25,000 in the next 12 months. We also intend to try to negotiate an extension of the payment and expenditure obligations contained within our original Option Agreement with Mr. Wiecker, and to thereby revive our rights and obligations thereunder.

In October, 2006 we obtained a geological summary report prepared by an independent geologist on the Kate property, and this report provided us with recommendations for additional exploration on the property. We anticipated that this program, if undertaken at all, will cost approximately $6,000. We have not yet accessed the property to commence the work recommended by the report.

Even if we complete our proposed exploration programs on the Kate property, which is doubtful, and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

In all events we anticipate spending the following over the next 12 months on administrative fees:

*         $5,000 on legal fees

*         $8,000 on accounting and audit fees

*         $500 on EDGAR filing fees

*         $2,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $40,500.

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

We do not expect to earn any revenue from operations until we have either commenced mining operations on a resource property, or operations on a non-resource property.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for the Three Month Period Ended January 31, 2007

We did not earn any revenues during the three-month period ended January 31, 2007.

We incurred operating expenses in the amount of $23 for the three-month period ended January 31, 2007. These operating expenses were comprised entirely of bank charges of $23.

Results of Operations for the Three Month Period Ended January 31, 2008

We did not earn any revenues during the three-month period ended January 31, 2008.  We do not anticipate earning revenues unless we have either commenced mining operations on a resource property, or operations on a non-resource property, which is doubtful.

We incurred operating expenses in the amount of $7,280 for the three-month period ended January 31, 2008. These operating expenses were comprised of bank charges of $18, expenses related to transfer and filing fees of $762, and professional fees of $6,500.

At January 31, 2008, we had total assets of $3,018, consisting entirely of cash, and liabilities of $3,762, consisting of accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue further activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Nine Month Period Ended January 31, 2007

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of $5,593. These operating expenses were comprised of bank charges $63, expenses related to the mineral property of $5,000, and filing and transfer agent fees of $530.

Results of Operations for the Nine Month Period Ended January 31, 2008

No revenues were earned during this period.

During this period we incurred operating expenses in the amount of $17,886. These operating expenses were comprised of bank charges $59, expenses related to the mineral property of $2,111, filing and transfer agent fees of $762, and professional fees of $14,954.

Results of Operations from April 4, 2006 (inception) to January 31, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $25,744 during this period. These operating expenses were comprised of bank charges and interest of $140, expenses related to the mineral property of $7,111, filing and transfer agent fees of $1,717, office expenses of $550, and professional fees of $16,226.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008.  This evaluation was conducted by Dean Rogers, our director, president, chief executive officer, secretary, chief financial officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Dean Rogers, our director, president, chief executive officer, secretary, chief financial officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

March 6, 2008

Edgemont Mining Inc.

/s/ Dean Rogers

Dean Rogers, President