Form 10KSB
period 2008-04-30
Edgemont Mining Inc.
filed 2008-07-22
CIK 1412144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-146866

Edgemont Mining Inc.

(Name of small business issuer in its charter)

Nevada	98-0557824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5744 Highway No. 6

Coldstream, B.C., Canada V1B 3E1

(Address of principal executive offices)

250-308-1837

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                          No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]                          No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]        No  [   ]

State issuer’s revenues for its most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$24,000 as at July 22, 2008 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

2,200,000 shares of common stock as at July 22, 2008

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

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

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the Smoke claim, and therefore we will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Smoke claim.  While we have sufficient funds to conduct a portion of proposed exploration, we will need additional funds to complete all proposed exploration and to exercise the option to purchase the Smoke claim under the purchase agreement.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete.  We do not currently have any arrangements for financing and may not be able to find such financing if required.

Because we do not have any business operations, we face a high risk of business failure.

We were incorporated on April 4, 2006 and have been involved in the acquisition and exploration of mineral exploration properties. We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets. We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

The report of our independent accountant to our audited financial statements for the period ended April 30, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because our sole director owns 71.17% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our director owns approximately 71.17% of the outstanding shares of our common stock.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  He will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Mr. Gregory Paul Byrne, intends to devote approximately 20% of his business time, providing his services to us.  While Mr. Byrne presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Byrne from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

A purchaser is purchasing penny stock which limits his or her ability to sell the stock.

Our shares of common stock constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not own or lease any property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under symbol “EGMM”.  However, there have not been any trades in our stock through the facilities of the OTC Bulletin Board since our initial quotation on March 4, 2008.

We have 29 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this prospectus is to review other potential acquisitions in the resource and non-resource sectors.  Currently, we are in the process of completing due diligence reviews of several business opportunities.  We expect that these reviews could cost us a total of $25,000 in the next 12 months.

In the next 12 months, we also anticipate spending the following over the next 12 months on administrative fees:

*         $5,000 on legal fees

*         $8,000 on accounting and audit fees

*         $500 on EDGAR filing fees

*         $2,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $40,500.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our director, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results Of Operations For The Fiscal Year Ended April 30, 2008

We did not earn any revenues during the fiscal year ended April 30, 2008. We do not expect to earn any revenue from operations until we have either commenced mining operations on a resource property, or operations on a non-resource property, both of which expectations are doubtful.

We incurred operating expenses in the amount of $22,135 in the fiscal year ended April 30, 2008 as compared to expenses of $7,308 in fiscal 2007.  These operating expenses were comprised of bank charges and interest costs of $90, mineral property impairment charges of $2,111, filing and transfer agent fees of $1,720, and professional fees of $18,214. At April 30, 2008, our assets consisted of $338 in cash.  At the same date, our liabilities consisted of accounting payable and accrued liabilities amounting to $2,831 and loan from related party amounting to $2,500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue further activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

EDGEMONT MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.

t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO t CALIFORNIA 92108t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

__________________________________________________________________________

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Edgemont Mining Inc.

(A Exploration Stage Company)

We have audited the accompanying balance sheets of Edgemont Mining Inc. (A Exploration Stage “Company”) as of April 30, 2008 and 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from April 4, 2006 (inception) to April 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgemont Mining Inc. as of April 30, 2008 and 2007 and the results of its operation and its cash flows for the years then ended and for the period from April 4, 2006 (inception) to April 30, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park

____________________

CHANG G. PARK, CPA

June 12, 2008

San Diego, CA. 92108

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

EDGEMONT MINING INC.

(An Exploration Stage Company)

Balance Sheets

Assets

	April 30,	April 30,
	2008	2007

Current Assets
Cash	$338	$18,839

Total Assets	$338	$18,839

Current Liabilities
Accounts payable and accrued liabilities	$2,831	$1,697
Loan from related party	2,500	-

Total Current Liabilities	5,331	1,697

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,200,000 common shares as of April 30, 2008	2,200	2,200
Additional paid-in-capital	22,800	22,800
Deficit accumulated during the exploration stage	(29,993)	(7,858)

Total stockholders’ equity	(4,993)	17,142

Total liabilities and stockholders’ equity	$338	$18,839

Nature and continuance of operations (Note 1)

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statements of Operations

	Year Ended April 30, 2008	Year Ended April 30, 2007	Cumulative from April 4, 2006 (Inception) to April 30, 2008

Bank charges	$90	$81	$171
Mineral property	2,111	5,000	7,111
Office expenses	-	-	550
Professional fees	18,214	1,272	19,486
Transfer and filing fees	1,720	955	2,675

Net loss	$(22,135)	$(7,308)	$(29,993)

Loss per share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	2,200,000	2,033,333

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total

Balance, April 4, 2006	-	$-	$-	$-	$-
Net loss				(550)	(550)
Balance, April 30, 2006 (Audited)	-	-	-	(550)	(550)
May 19, 2006
Issued for cash at $0.001	1,000,000	1,000	-	-	1,000
May 31, 2006
Issued for cash at $0.02	1,150,000	1,150	21,850	-	23,000
December 1, 2006
Issued for cash at $0.02	50,000	50	950		1,000
Net loss				(7,308)	(7,308)
Balance, April 30, 2007	2,200,000	$2,200	$22,800	$(7,858)	$17,142
Net loss				(22,135)	(22,135)

Balance, April 30, 2008	2,200,000	$2,200	$22,800	$(29,993)	$(4,993)

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended April 30, 2008	Year Ended April 30, 2007	Cumulative from April 4, 2006 (Inception) to April 30, 2008

Cash flows from operating activities
Net loss	$(22,135)	$(7,308)	$(29,993)
Donated services
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(1,134)	1,697	2,831

Net cash used in operating activities	(21,001)	(6,161)	(27,162)

Cash flows from financing activities
Loan from related party	2,500	-	2,500
Shares subscribed for cash	-	25,000	25,000

Net cash provided by financing activities	2,500	25,000	27,500

Net increase (decrease) in cash	(18,501)	18,839	338

Cash beginning	18,839	-	-

Cash ending	$338	$18,839	$338

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

April 30, 2008

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,993 as at April 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2008, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

April 30, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At April 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

April 30, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2007. The Company did not record any compensation expense for the period ended April 30, 2008 because there were no stock options outstanding prior to the adoption or at April 30, 2008..

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of SFAS No. 157 is not expected to materially impact our financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 159 is not expected to materially impact our financial position and results of operations.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”) which expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We believe that there is no impact of SFAS 141(R) on our financial position and results of operations.

EDGEMONT MINING INC.

(An Exploration Stage Company)

Notes To The Financial Statements

April 30, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”) which re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We believe that there is no impact of SFAS 160 on our financial position and results of operations.

3.  LOANS FROM RELATED PARTY

During the period ended April 30, 2008, a related party loan $2,500 to the Company with no interest accrued, unsecured and due date is on demand.

4.  MINERAL INTERESTS

On October 30, 2006, the Company entered into a mineral property option agreement.  The Company was granted the sole and exclusive right to acquire up to a 100% undivided interest in mineral claim located in the Omineca Mining Division, BC.  The Company shall pay $5,000 (paid) on the Agreement date, shall pay $15,000 on or before the first anniversary of this Agreement, shall pay $25,000 on or before the second anniversary of this Agreement, shall pay $75,000 on or before the third anniversary of this Agreement, and shall pay $205,000 on or before the fourth anniversary of this Agreement and shall incur $445,000 in Expenditures on the Property.  During the year ended April 30, 2008, the Company incurred expenditures of $2,111 on the property.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

The Option to purchase the Mineral Property expired on February 29, 2008

5.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year ended April 30, 2007, the Company issued 2,200,000 shares of common stock for total cash proceeds of $25,000.  At April 30, 2008, there were no outstanding stock options or warrants.

6.  INCOME TAXES

As of April 30, 2008, the Company had net operating loss carry forwards of approximately $29,993 that may be available this Agreement to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7.  TRANSFER AGENT AGREEMENT

The Company authorizes the Transfer Agent Agreement with Island Stock Transfer signed and dated December 13, 2007.  The Company agrees to pay start-up fee of $500 and $10,000 once the account has been activated for transferring securities.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his age as of the date of this annual report is as follows:

Name of Director	Age
Dean Rogers	41

Executive Officer:

Name of Officer	Age	Office
Dean Rogers	41	President, CEO, Secretary, Treasurer, and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. Dean Rogers has acted as our President, Chief Executive Officer, Secretary, Principal Accounting Officer and as a director since our inception on April 4, 2006.  For the past five years Mr. Rogers has been employed as an equipment operator by Tolko Industries Ltd., a sawmill operation, located in Armstrong, B.C., Canada.

Mr. Rogers does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Rogers intends to devote 20% of his business time per week to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended April 30, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Dean Rogers (President CEO and director)	1	1	0

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended April 30, 2008 and April 30, 2007

Annual Compensation

Name	Title	Year	Salary	Bonus	Other Comp	Restricted Stock Awarded	Options (#)	LTIP SARs ($)	Other Payouts	Comp
Dean Rogers	President	2008	$0	$0	0	0	0	0	0
		2007	$0	$0	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Rogers. We do not pay him any amount for acting as a director.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Dean Rogers 5744 Highway No. 6 Coldstream, British Columbia V1B 3E1	1,000,000	45.5%
Common stock	All officers and directors as a group consisting of one person	1,000,000	45.5%

The percent of class is based on 2,200,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;

  *  Any person proposed as a nominee for election as a director;

  *  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  *  Our promoter, Gregory Paul Byrne; or

  *  Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
5.1*	Legal opinion
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Claims Location Map

*  filed as an exhibit to our registration statement on Form SB-2 dated October 23, 2007.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2008.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Chang G. Park, PH D, Certified Public Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	April 30, 2008	April 30, 2007

Audit fees	$9,000	$6,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	$0	$0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgemont Mining Inc.

By:  /s/ Dean Rogers

Dean Rogers

President, CEO & Director

Date: July 22, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Dean Rogers

Dean Rogers

Secretary, Treasurer, Director and CFO

Date: July 22, 2008