Form 10-Q
period 2008-07-31
Edgemont Mining Inc.
filed 2008-09-11
CIK 1412144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008
or

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _________________

Commission File Number: 333-146866

EDGEMONT MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5744 Highway No. 6, Coldstream, B.C., Canada	V1B 3E1
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code: 250-308-1837

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [X]   No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [X]   No  [   ]

EDGEMONT MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

EDGEMONT MINING INC. (An Exploration Stage Company) Balance Sheets

Assets
	(Unaudited)
	July 31,	April 30,
	2008	2008

Current Assets
Cash	$453	$338
Total Assets	$453	$338

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$6,804	$2,831
Loan from related party	5,466	2,500
Total Current Liabilities	12,270	5,331

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,200,000 common shares as of April 30, 2008	2,200	2,200
Additional paid-in-capital	22,800	22,800
Deficit accumulated during the exploration stage	(36,817)	(29,993)
Total stockholders’ equity	(11,817)	(4,993)
Total liabilities and stockholders’ equity	$453	$338

Nature and continuance of operations (Note 1)

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statements of Operations (Unaudited)

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Cumulative from April 4, 2006 (Inception) to July 31, 2008

Bank charges	$20	$20	$191
Mineral property	-	-	7,111
Office expenses	-	-	550
Professional fees	6,088	6,000	25,574
Transfer and filing fees	716	-	3,391

Net loss	$(6,824)	$(6,020)	$(36,817)

Loss per share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	2,200,000	2,200,000

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statement of Changes in Stockholders’ Equity (Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total

Balance, April 4, 2006	-	$-	$-	$-	$-
Net loss				(550)	(550)
Balance, April 30, 2006 (Audited)	-	-	-	(550)	(550)
May 19, 2006
Issued for cash at $0.001	1,000,000	1,000	-	-	1,000
May 31, 2006
Issued for cash at $0.02	1,150,000	1,150	21,850	-	23,000
December 1, 2006
Issued for cash at $0.02	50,000	50	950		1,000
Net loss				(7,308)	(7,308)
Balance, April 30, 2007	2,200,000	$2,200	$22,800	$(7,858)	$17,142
Net loss				(22,135)	(22,135)
Balance, April 30, 2008	2,200,000	$2,200	$22,800	$(29,993)	$(4,993)
Net loss				(6,824)	6,824)
Balance, July 31, 2008	2,200,000	$2,200	$22,800	(36,817)	$(11,817)

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Cumulative from April 4, 2006 (Inception) to July 31, 2008

Cash flows from operating activities
Net loss	$(6,824)	$(6,020)	$(36,817)
Donated services
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	3,973	4,303	6,804
Net cash used in operating activities	(2,851)	(1,717)	(30,013)

Cash flows from financing activities
Loan from related party	2,966	-	5,466
Shares subscribed for cash	-	-	25,000
Net cash provided by financing activities	2,966	-	0,466

Net increase (decrease) in cash	115	(1,717)	453

Cash beginning	338	18,839	-
Cash ending	$453	$17,122	$453

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes

EDGEMONT MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2008
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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $36,817 as at July 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2008, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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
July 31, 2008
(Unaudited)

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

At July 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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
July 31, 2008
(Unaudited)

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2007. The Company did not record any compensation expense for the period ended July 31, 2008 because there were no stock options outstanding prior to the adoption or at July 31, 2008..

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

EDGEMONT MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

The option has expired during the year ended April 30, 2008.

4.           COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year ended April 30, 2007, the Company issued 2,200,000 shares of common stock for total cash proceeds of $25,000.  At July 31, 2008, there were no outstanding stock options or warrants.

EDGEMONT MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)

5.           INCOME TAXES

As of July 31, 2008, the Company had net operating loss carry forwards of approximately $36,817 that may be available this amount to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.           TRANSFER AGENT AGREEMENT

The Company authorizes the Transfer Agent Agreement with Island Stock Transfer signed and dated December 13, 2007.  The Company agrees to pay start-up fee of $500 and $10,000 once the account has been activated for transferring securities.

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Three Month Period Ended July 31, 2008

We did not earn any revenues during the three-month period ended July 31, 2008.

We incurred operating expenses in the amount of $6,824 for the three-month period ended July 31, 2008. These operating expenses were comprised entirely of bank charges of $20, professional fees of $6,088 and transfer and filing fees of $716..

Results of Operations for the Three Month Period Ended July 31, 2007

We did not earn any revenues during the three-month period ended July 31, 2007.

We incurred operating expenses in the amount of $$6,020 for the three-month period ended July 31, 2007. These operating expenses were comprised entirely of bank charges of $20, and professional fees of $6,000.

Results of Operations from April 4, 2006 (inception) to July 31, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $36,817 during this period. These operating expenses were comprised of bank charges and interest of $191, expenses related to the mineral property of $7,111, filing and transfer agent fees of $3,391, office expenses of $550, and professional fees of $25,574.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

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

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of May 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of May 30, 2008, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

*   filed as an exhibit to our registration statement on Form SB-2 dated October 12, 2007.

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 11, 2008

Edgemont Mining Inc.

/s/ Dean Rogers
Dean Rogers, President