Form 10-Q
period 2008-10-31
Edgemont Mining Inc.
filed 2008-12-12
CIK 1412144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008
or

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ________________

Commission File Number: 333-146866

EDGEMONT MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0557824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Edders Road,Stalwart, Saskatchewan, Canada	SOG 4RO
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:   306-963-2657

5744 Highway No. 6, Coldstream,  B.C., Canada, V1B 3E1
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [   ]   No  [   ]

EDGEMONT MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

EDGEMONT MINING INC. (An Exploration Stage Company) Balance Sheets

Assets
	(Unaudited)
	October 31,	April 30,
	2008	2008

Current Assets
Cash	$435	$338

Total Assets	$435	$338

Current Liabilities
Accounts payable and accrued liabilities	$1,260	$2,831
Loan from related party	25,429	2,500
Total Current Liabilities	26,689	5,331

Stockholders’ Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,200,000 common shares as of April 30, 2008	2,200	2,200
Additional paid-in-capital	22,800	22,800
Deficit accumulated during the exploration stage	(51,254)	(29,993)

Total stockholders’ equity	(26,254)	(4,993)

Total liabilities and stockholders’ equity	$435	$338

Nature and continuance of operations (Note 1)

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statements of Operations (Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007	Cumulative from April 4, 2006 (Inception) to October 31, 2008

Bank charges	$19	$21	$39	$41	$210
Mineral property	-	2,111	-	2,111	7,111
Office expenses	-	-	-	-	550
Professional fees	2,472	2,454	8,560	8,454	28,046
Transfer and filing fees	11,946	-	12,662	-	15,337

Net loss	$(14,437)	$(4,586)	$(21,261)	$(10,606)	$(51,254)

Loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,200,000	2,200,000	2,200,000	2,200,000

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statement of Changes in Stockholders’ Equity (Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total

Balance, April 4, 2006	-	$-	$-	$-	$-
Net loss				(550)	(550)
Balance, April 30, 2006 (Audited)	-	-	-	(550)	(550)
May 19, 2006
Issued for cash at $0.001	1,000,000	1,000	-	-	1,000
May 31, 2006
Issued for cash at $0.02	1,150,000	1,150	21,850	-	23,000
December 1, 2006
Issued for cash at $0.02	50,000	50	950		1,000
Net loss				(7,308)	(7,308)
Balance, April 30, 2007	2,200,000	$2,200	$22,800	$(7,858)	$17,142
Net loss				(22,135)	(22,135)
Balance, April 30, 2008	2,200,000	$2,200	$22,800	$(29,993)	$(4,993)
Net loss				(21,261)	(21,261)

Balance, October 31, 2008	2,200,000	$2,200	$22,800	(51,254)	$(26,254)

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Six Months Ended October 31, 2008	Three Months Ended October 31, 2007	Cumulative from April 4, 2006 (Inception) to October 31, 2008

Cash flows from operating activities
Net loss	$(14,437)	$(4,586)	$(21,261)	$(10,606)	$(51,254)
Donated services
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(5,543)	(4,500)	(1,570)	(197)	1,261

Net cash used in operating activities	(19,980)	(9,086)	(22,831)	(10,803)	(49,993)

Cash flows from financing activities
Loan from related party	19,962		22,928	-	25,428
Shares subscribed for cash			-	-	25,000

Net cash provided by financing activities	19,962		22,928	-	50,428

Net increase (decrease) in cash	(18)	(9,086)	97	(10,803)	435

Cash beginning	453	17,122	338	18,839	-

Cash ending	$435	$8,036	$435	$8,036	$435

Supplemental cash flow information:

Cash paid for:

Interest			$-	$-	$-
Taxes			$-	$-	$-

See Accompanying Notes

EDGEMONT MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $51,254 as at October 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2008, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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
October 31, 2008
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

At October 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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
October 31, 2008
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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2007. The Company did not record any compensation expense for the period ended October 31, 2008 because there were no stock options outstanding prior to the adoption or at October 31, 2008.

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
October 31, 2008
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

During the year ended April 30, 2007, the Company issued 2,200,000 shares of common stock for total cash proceeds of $25,000.  At October 31, 2008, there were no outstanding stock options or warrants.

EDGEMONT MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
(Unaudited)

5.           INCOME TAXES

As of October 31, 2008, the Company had net operating loss carry forwards of approximately $51,254 that may be available this amount to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.           TRANSFER AGENT AGREEMENT

The Company authorizes the Transfer Agent Agreement with Island Stock Transfer signed and dated December 13, 2007.  The Company agrees to pay start-up fee of $500 and $10,000 once the account has been activated for transferring securities.

7.           CHANGE IN CONTROL

On September 12, 2008, the Company’s president and sole director purchased 1,000,000 shares of common stock from the Company’s former president and sole director, and 200,000 shares of common stock from other Company shareholders, resulting in a change in control of the Company.

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

Results of Operations for the Three-Month Period Ended October 31, 2008

We did not earn any revenues during the three-month period ended October 31, 2008.

We incurred operating expenses in the amount of $14,437 for the three-month period ended October 31, 2008. These operating expenses were comprised entirely of bank charges of $19, professional fees of $2,472 and transfer and filing fees of $11,946

Results of Operations for the Three-Month Period Ended October 31, 2007

We did not earn any revenues during the three-month period ended October 31, 2007.

We incurred operating expenses in the amount of $$4,586 for the three-month period ended October 31, 2007. These operating expenses were comprised entirely of bank charges of $21, expenses related to a mineral property of $2,111, and professional fees of $2,454.

Results of Operations for the Six-Month Period Ended October 31, 2008

We did not earn any revenues during the six-month period ended October 31, 2008.

We incurred operating expenses in the amount of $$21,261 for the six-month period ended October 31, 2008. These operating expenses were comprised entirely of bank charges of $39, transfer and filing fees of $12,662, and professional fees of $8,560.

Results of Operations for the Six-Month Period Ended October 31, 2007

We did not earn any revenues during the six-month period ended October 31, 2007.

We incurred operating expenses in the amount of $10,606 for the six-month period ended October 31, 2008. These operating expenses were comprised entirely of bank charges of $41, expenses related to a mineral property of $2,111,  and professional fees of $8,454.

Results of Operations from April 4, 2006 (inception) to October 31, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $51,254 during this period. These operating expenses were comprised of bank charges and interest of $210, expenses related to the mineral property of $7,111, filing and transfer agent fees of $15,337, office expenses of $550, and professional fees of $28,046.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2008. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Conclusions

Based upon this evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits:

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

(b.) Reports on Form 8-K

(i)           On September 12, 2008 we announced that (aa) Guy Federspiel was appointed as our President, Secretary, Treasurer and sole Director. Mr. Federspiel replaced Mr. Rogers in all of the foregoing positions. (bb) Mr. Federspiel purchased 1,000,000 shares of restricted common stock from Mr. Dean Rogers, and a total of 200,000 shares of common stock from four other common stock shareholders, which, together, represents 54.55% of our total issued and outstanding common stock; and (cc) our head office had been moved to PO Box 6, Edders Road, Stalwart, Saskatchewan, Canada, S0G 4R0. Our contact number is now (306) 963-2657 (telephone).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 12, 2008

Edgemont Mining Inc.

/s/ Guy Federspiel
Guy Federspiel, President