Form 10-Q
period 2009-01-31
Edgemont Mining Inc.
filed 2009-03-11
CIK 1412144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009
or

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

EDGEMONT MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

January 31, 2009

(UNAUDITED)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

EDGEMONT MINING INC. (An Exploration Stage Company) Balance Sheets

Assets

	January 31,	April 30,
	2009	2008

Current Assets
Cash	$17	$338

Total Assets	$17	$338

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$1,571	$2,831
Loan from related party	27,478	2,500
Total Current Liabilities	29,049	5,331

Stockholders’ Equity

Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
2,200,000 common shares as of April 30, 2008	2,200	2,200
Additional paid-in-capital	22,800	22,800
Deficit accumulated during the exploration stage	(54,032)	(29,993)
Total stockholders’ equity	(29,032)	(4,993)
Total liabilities and stockholders’ equity	$17	$338

Nature and continuance of operations (Note 1)

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statements of Operations (Unaudited)

	Nine Months Ended January 31, 2009	Nine Months Ended January 31, 2008	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Cumulative from April 4, 2006 (Inception) to January 31, 2009

Bank charges	$57	$59	$18	$18	$228
Mineral property	-	2,111	-	-	7,111
Office expenses	-	-	-	-	550
Professional fees	11,010	14,954	2,450	6,500	30,496
Transfer and filing fees	12,972	762	310	762	15,647

Net loss	$(24,039)	$(17,886)	$(2,778)	$(7,280)	$(54,032)

Loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	2,200,000	2,200,000	2,200,000	2,200,000

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statement of Changes in Stockholders’ Equity (Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total

Balance, April 4, 2006	-	$-	$-	$-	$-
Net loss				(550)	(550)
Balance, April 30, 2006 (Audited)	-	-	-	(550)	(550)
May 19, 2006
Issued for cash at $0.001	1,000,000	1,000	-	-	1,000
May 31, 2006
Issued for cash at $0.02	1,150,000	1,150	21,850	-	23,000
December 1, 2006
Issued for cash at $0.02	50,000	50	950		1,000
Net loss				(7,308)	(7,308)
Balance, April 30, 2007	2,200,000	$2,200	$22,800	$(7,858)	$17,142
Net loss				(22,135)	(22,135)
Balance, April 30, 2008	2,200,000	$2,200	$22,800	$(29,993)	$(4,993)
Net loss				(24,039)	(24,039)
Balance, January 31, 2009	2,200,000	$2,200	$22,800	(54,032)	$(29,032)

See Accompanying Notes

EDGEMONT MINING INC. (An Exploration Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended January 31, 2009	Nine Months Ended January 31, 2008	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Cumulative from April 4, 2006 (Inception) to January 31, 2009

Cash flows from operating activities
Net loss	$(24,039)	$(17,886)	$(2,778)	$(7,280)	$(54,032)
Donated services
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(1,260)	2,065	310	2,262	1,571
Net cash used in operating activities	(25,299)	(15,821)	(2,468)	(5,018)	(52,461)

Cash flows from financing activities
Loan from related party	24,978	-	2,050	-	27,478
Shares subscribed for cash	-	-	-	-	25,000
Net cash provided by financing activities	24,978	-	2,050	-	52,478

Net increase (decrease) in cash	(321)	(15,821)	(418)	(5,018)	17

Cash beginning	338	18,839	435	8,036	-
Cash ending	$17	$3,018	$17	$3,018	$17

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-	$-	$-
Taxes	$-	$-	$-	$-	$-

See Accompanying Notes

EDGEMONT MINING INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2009
(Unaudited)

1.           NATURE AND CONTINUANCE OF OPERATIONS

Edgemont Mining Inc. (“the Company”) was incorporated under the laws of State of Nevada, U.S. on April 4, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company’s year end is the end of April.  The Company is in the exploration stage of its resource business.  During the year ended April 30, 2007, the Company commenced operations by issuing shares and acquiring an option to a 100% interest in a mineral property located in the Province of British Columbia, Canada. The company failed to make certain of the option payments required under the terms of the option agreement, and accordingly the Company’s option to acquire a 100% interest in the property has terminated.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $53,982 as at January 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2009, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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
January 31, 2009
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

At January 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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
January 31, 2009
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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2007. The Company did not record any compensation expense for the period ended January 31, 2009 because there were no stock options outstanding prior to the adoption or at January 31, 2009.

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
January 31, 2009
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

During the year ended April 30, 2007, the Company issued 2,200,000 shares of common stock for total cash proceeds of $25,000.  At January 31, 2009, there were no outstanding stock options or warrants.

EDGEMONT MINING INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2009
(Unaudited)

5.           INCOME TAXES

As of January 31, 2009, the Company had net operating loss carry forwards of approximately $54,032 that may be available this amounts to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.           TRANSFER AGENT AGREEMENT

The Company authorizes the Transfer Agent Agreement with Island Stock Transfer signed and dated December 13, 2007.  The Company agreed to pay start-up fees of $500 and $10,000 once the account has been activated for transferring securities. This account has now been activated and the startup fees of $500 and $10,000 have now been paid.

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

Results of Operations for the Nine-Month Period Ended January 31, 2009

We did not earn any revenues during the nine-month period ended January 31, 2009.

We incurred operating expenses in the amount of $24,039 for the nine-month period ended January 31, 2009. These operating expenses were comprised entirely of bank charges of $57, professional fees of $11,010 and transfer and filing fees of $12,972.

Results of Operations for the Nine-Month Period Ended January 31, 2008

We did not earn any revenues during the nine-month period ended January 31, 2008.

We incurred operating expenses in the amount of $17,886 for the nine-month period ended January 31, 2008. These operating expenses were comprised entirely of bank charges of $59, expenses related to a mineral property of $2,111, professional fees of $14,954 and transfer and filing fees of $762.

Results of Operations for the Three-Month Period Ended January 31, 2009

We did not earn any revenues during the three-month period ended January 31, 2009.

We incurred operating expenses in the amount of $2,778 for the three-month period ended January 31, 2009. These operating expenses were comprised entirely of bank charges of $18, professional fees of $2,450 and transfer and filing fees of $310.

Results of Operations for the Three-Month Period Ended January 31, 2008

We did not earn any revenues during the three-month period ended January 31, 2008.

We incurred operating expenses in the amount of $7,280 for the three-month period ended January 31, 2008. These operating expenses were comprised entirely of bank charges of $18, professional fees of $6,500 and transfer and filing fees of $762.

Results of Operations from April 4, 2006 (inception) to January 31, 2009

No revenues were earned during this period.

We incurred operating expenses in the amount of $54,032 during this period. These operating expenses were comprised of bank charges and interest of $228, expenses related to the mineral property of $7,111, filing and transfer agent fees of $15,647, office expenses of $550, and professional fees of $30,496.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2009. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

3.1*   Articles of Incorporation
3.2*   Bylaws
5.1*   Legal opinion
31.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	filed as an exhibit to our registration statement on Form SB-2 dated October 12, 2007.

(b.) Reports on Form 8-K

There were no Reports on Form 8-K filed during this period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2009

Edgemont Mining Inc.

/s/ Guy Federspiel
Guy Federspiel, President